Form 10-Q
period 1995-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II B
filed 1995-08-15
CIK 739710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                 of the United States Securities Exchange Act of
                                      1934

                             _______________________


For The Quarter Ended June 30, 1995               Commission File No. 2-89177


                WELLESLEY  LEASE INCOME  LIMITED PARTNERSHIP II-B
              (Exact name of registrant as specified in its charter)


    Massachusetts                                                  04-2819906
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


One Financial Center, 21st Floor, Boston, MA                            02111
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code             (617) 482-8000


                                   Not Applicable
                 (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate  by check mark whether the registrant  (1)
has  filed  all  reports required to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X          No
                                  ---              ---
                             There are no Exhibits.

                                  Page 1 of 13

(Page 2)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                                    INDEX                     Page No.

Part I.  FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of June 30, 1995  and
  December 31, 1994                                            3

Statements  of  Operations For the
  Quarters Ended June 30, 1995 and 1994 and Six
  Months Ended June 30, 1995 and 1994                          4

Statements  of Cash Flows For  the  Six
  Months Ended June 30, 1995 and 1994                          5

Notes to Financial Statements                                  6 - 7

Management's Discussion and  Analysis  of
  Financial Condition and Results of Operations                8 - 10

Computer Equipment Portfolio                                   11

Part II. OTHER INFORMATION

Items 1 - 6                                                    12

Signature                                                      13

(Page 3)

                         PART I.  FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                                      Assets     (Unaudited)      (Audited)
                                                   6/30/95         12/31/94
Investment property, at cost (note 3):
 Computer equipment                               $  1,433,509    $ 1,671,132
   Less accumulated depreciation                     1,320,505      1,475,854
                                                  ---------------------------
    Investment property, net                           113,004        195,278

Cash and cash equivalents                              386,485        571,038
Marketable securities (note 2)                          98,848              -
Rents receivable, net (note 2)                           6,386         74,989
Accounts receivable - affiliates, net (note 2)           4,913          3,381
                                                  ---------------------------
   Total assets                                   $    609,636    $   844,686
                                                  ---------------------------
                                                  ---------------------------

                        Liabilities and Partners' Equity
Liabilities:
 Current portion of long-term debt (note 5)       $     12,660    $    58,821
 Accounts payable and accrued
   expenses - affiliates (note 4)                       25,677         35,622
 Accrued expenses                                        3,190          8,154
 Accounts payable                                       16,147         13,928
 Distribution payable                                    6,674              -
 Unearned rental revenue                                     -         55,853
                                                  ---------------------------
   Total liabilities                                    64,348        172,378
                                                  ---------------------------
Partners' equity:
 General Partner:
   Capital contribution                                  1,000          1,000
   Cumulative net income                               755,781        706,097
   Cumulative cash distributions                      (756,781)      (736,758)
                                                  ---------------------------
                                                             -        (29,661)
                                                  ---------------------------
 Limited Partners (25,363 units):
   Capital contribution, net of offering costs      11,298,475     11,298,475
   Cumulative net income                             3,625,858      3,402,094
   Cumulative cash distributions                   (14,379,045)   (13,998,600)
                                                  ---------------------------
                                                       545,288        701,969
                                                  ---------------------------
   Total partners' equity                              545,288        672,308
                                                  ---------------------------
   Total liabilities and partners' equity         $    609,636    $   844,686
                                                  ---------------------------
                                                  ---------------------------

                 See accompanying notes to financial statements.
(Page 4)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                 Quarters Ended             Six Months Ended
                                    June 30,                    June 30,
                              ---------------------      ---------------------
                                1995        1994          1995          1994
Revenue:
 Rental income                $ 75,353    $ 152,248      $197,029     $335,663
 Interest income                 5,950        2,321        14,139        2,834
 Net gain on sale
   of equipment                 28,320        8,563        45,274       28,201
 Recovery of net unsecured
   pre-petition claim (note 2)  98,848            -        98,848            -
                              ---------------------      ---------------------
    Total revenue              208,471      163,132       355,290      366,698
                              ---------------------      ---------------------
Costs and expenses:
 Depreciation                   36,343       87,237        74,900      174,826
 (Reversal of) provision for
   doubtful accounts           (24,160)      19,714       (48,160)      19,714
 Interest                         (434)       2,504         1,852        5,490
 Related party expenses
   (note 4):
   Management fees               5,596        4,978        18,220       18,197
   General and administrative   20,379       19,472        35,030       36,947
                              ---------------------      ---------------------
    Total costs and expenses    37,724      133,905        81,842      255,174
                              ---------------------      ---------------------
Net income                    $170,747    $  29,227      $273,448     $111,524
                              ---------------------      ---------------------
                              ---------------------      ---------------------
Net income (loss) per Limited
 Partnership Unit            $    6.25    $    0.84      $    8.82    $  (0.36)
                              ---------------------      ---------------------
                              ---------------------      ---------------------

                 See accompanying notes to financial statements.
(Page 5)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)
                                                  1995             1994
Cash flows from operating activities:
 Net income                                       $273,448         $111,524
                                                  -------------------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    74,900          174,826
    (Reversal of) provision
      for doubtful accounts                        (48,160)          19,714
    Net gain on sale of equipment                  (45,274)         (28,201)
    Net decrease in current assets                  16,383           14,778
    Net (decrease) increase in
       current liabilities                         (68,543)          44,707
                                                  -------------------------
      Total adjustments                            (70,694)         225,824
                                                  -------------------------
      Net cash provided by
         operating activities                      202,754          337,348
                                                  -------------------------
Cash flows from investing activities:
 Proceeds from sales of investment property         52,648           35,654
                                                  -------------------------
      Net cash provided by
        investing activities                        52,648           35,654
                                                  -------------------------
Cash flows from financing activities:
 Principal payments on long-term debt              (46,161)         (42,161)
 Cash distributions to partners                   (393,794)        (266,978)
                                                  -------------------------
      Net cash used in
         financing activities                     (439,955)        (309,139)
                                                  -------------------------
Net (decrease) increase in  cash
  and  cash equivalents                           (184,553)          63,863
Cash and cash equivalents
  at beginning of period                           571,038           96,504
                                                  -------------------------
Cash and cash equivalents
  at end of period                                $386,485         $160,367
                                                  -------------------------
                                                  -------------------------
Supplemental cash flow information:
 Interest paid during the period                  $  2,929         $  5,810
                                                  -------------------------
                                                  -------------------------

                 See accompanying notes to financial statements.
(Page 6)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                  For the Quarters Ended June 30, 1995 and 1994
                                   (Unaudited)

(1)   Organization and Partnership Matters

The  foregoing  financial statements  of  Wellesley
Lease   Income   Limited  Partnership   II-B   (the
"Partnership")  have  been prepared  in  accordance
with  the  rules and regulations of the  Securities
and  Exchange Commission for Form 10-Q and  reflect
all  adjustments  which  are,  in  the  opinion  of
management,  necessary for a fair  presentation  of
the  results  for  the interim  periods  presented.
Pursuant  to  such  rules and regulations,  certain
note  disclosures which are normally required under
generally accepted accounting principles have  been
omitted.   It  is recommended that these  financial
statements   be  read  in  conjunction   with   the
Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial  statements include  allowances  for
estimated  losses  on  receivable  balances.    The
allowances for doubtful accounts are based on  past
write off experience and an evaluation of potential
uncollectible   accounts   within    the    current
receivable balances.  Receivable balances which are
determined to be uncollectible are charged  against
the  allowance and subsequent recoveries,  if  any,
are  credited to the allowance.  At June  30,  1995
and  December 31, 1994, the allowance for  doubtful
accounts  included in rents receivable  was  $1,952
and   $50,112,  respectively.   The  allowance  for
doubtful accounts included in accounts receivable - affiliates was $228,555 at June 30, 1995 and December 31, 1994, respectively, which was related to the net unsecured pre-petition bankruptcy claim.

Marketable Securities

The  marketable securities consist of common  stock
in   Continental  Information  Systems  Corporation
received by the Partnership in the distribution made December 27, 1994 by the Trustee of the Liquidating Estate of CIS Corporation, et al with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis which approximates fair market value at the balance sheet date.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At  June  30, 1995, the Partnership owned  computer
equipment   with  a  depreciated  cost   basis   of
$107,907,  subject to existing leases and equipment
with   a  depreciated  cost  basis  of  $5,097   in
inventory,   awaiting  re-lease   or   sale.    All
purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(Page 7)

(4)   Related Party Transactions

Fees,  commissions  and  other  expenses  paid   or
accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended June 30, 1995 and 1994 are as follows:

                                    1995       1994

Management fees                  $  18,220    $ 18,197
Reimbursable expenses paid          34,593      25,753
                                 ---------------------
                                 $  52,813    $ 43,950
                                 ---------------------
                                 ---------------------

Under  the terms of the Partnership Agreement,  the
General   Partner  is  entitled  to  an   equipment
acquisition fee of 3% of the purchase price paid by
the  Partnership  for the equipment.   The  General
Partner is also entitled to a management fee  equal
to  7%  of  the monthly rental billings  collected.
Also,   the  Partnership  reimburses  the   General
Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Long-term Debt

Long-term debt at June 30, 1995, consists of one loan from CIT Group for $12,660 with an interest rate of 9.10%, collateralized by the equipment and the assignment of the related lease. Total long-term debt of $12,660 matures in 1995.

(6)   Subsequent Events

On  July  20,  1995, the Partnership  received  the
second   distribution  from  the  Trustee  of   the
Liquidating Estate of CIS Corporation, et al,  with
respect  to  the net unsecured pre-petition  claim.
The  distribution  consisted of  cash  proceeds  of
$138,838  and  4,717  shares  of  common  stock  in
Continental Information Systems Corporation with  a
carrying value of $11,793.  The cash and stock will
be  reflected in the financial statements  for  the
third  quarter  of 1995.  Following  the  Trustee's
second   distribution,  the   Partnership   has   a
remaining  net  unsecured  pre-petition  claim   of
$69,481 as of July 20, 1995. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

(Page 8)
                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The    following   discussion   relates   to    the
Partnership's operations for the quarter and six months periods ended June 30, 1995 in comparison to the same periods in the prior year.

The Partnership realized net income of $170,747 and
$29,227  for the quarters ended June 30,  1995  and
1994,   respectively.   Rental   income   decreased
$76,895 or 51% primarily due to lower rental  rates
obtained   on   equipment  lease   extensions   and
remarketings resulting after the initial lease term
expires  and due to a decrease in the overall  size
of   the   equipment  portfolio.   Interest  income
increased  in  1995 as a result of  higher  average
short-term  investment  balances  held  during  the
three  month  periods.  The  increase  in  gain  is
attributed  to  the  large  number  of   sales   of
equipment  carrying  low  net  book  values.    The
recovery  of net unsecured pre-petition  claim  was
the  result  of the establishment of  the  carrying
value  of  the  stock received in the December  27,
1994   distribution  from  the   Trustee   of   the
Liquidating Estate of CIS Corporation, et al.   The
receivables  associated with the  stock  settlement
had   been   fully  reserved  in  a   prior   year;
accordingly,  the Partnership was able  to  show  a
recovery  on those receivables as of June 30,  1995
at which time an objective stock value could be determined due to the stock's trading activities.

Total  costs and expenses decreased 72% during  the
three   month  periods  due  to  the  decrease   in
depreciation expense and the reversal of  provision
for   doubtful   accounts.   Depreciation   expense
decreased  $50,894 or 58% between the  three  month
periods  due  to  an  increased  portion   of   the
equipment portfolio becoming fully depreciated  and
to an overall reduction in the equipment portfolio.
The reversal of provision for doubtful accounts was
generated  due to successful collection efforts  of
delinquent  rents  receivable.   Interest   expense
decreased between the three month periods primarily
due   to  a  current  quarter  adjustment  for   an
overaccrual  of  interest  expense   and   to   the
continued  paydown of long-term  debt.   Management
fees  have  increased due to an increase in  rental
collections.   General and administrative  expenses
were  lower in 1994 due to the receipt of a  refund
related  to a sales tax audit assessment  that  was
paid   in   1990  and  included  in   general   and
administrative expenses at that time.

The Partnership realized net income of $273,448 and
$111,524 for the six months ended June 30, 1995 and
1994,   respectively.   The  Partnership   realized
rental income of $197,029 and $335,663 for the  six
months  ended June 30, 1995 and 1994, respectively.
As  discussed  above in the quarter  analysis,  the
decrease in rental income can be attributed to  the
re-lease  of  equipment  at  lower  rates  and  the
overall   decrease  in  the  equipment   portfolio.
Interest income increased in 1995 due to the higher
average short-term investment balances held  during
the  first six months of 1995.  As mentioned above,
the  recovery  of net unsecured pre-petition  claim
was the result of the establishment of the carrying
value  of  the  stock received in the December  27,
1994   distribution  from  the   Trustee   of   the
Liquidating Estate of CIS Corporation, et al.   The
receivables  associated with the  stock  settlement
had   been   fully  reserved  in  a   prior   year;
accordingly,  the Partnership was able  to  show  a
recovery  on those receivables as of June 30,  1995
at which time an objective stock value could be determined due to the stock's trading activities.

(Page 9)

Total costs and expenses decreased 68% in 1995  due
to   the   significant  decrease  in   depreciation
combined   with  the  reversal  of  provision   for
doubtful    accounts.     As    mentioned    above,
depreciation  expense  decreased  between  the  six
month   periods  due  to  the  equipment  portfolio
becoming fully depreciated and to the reduction  of
the   Partnership's   equipment   portfolio.    The
reversal  of  provision for doubtful  accounts  was
generated  due to successful collection efforts  of
delinquent   accounts.   The  slight  increase   in
general and administrative expenses is attributable to the sales tax assessment refund in 1994, as discussed above.

During the six months ended June 30, 1995 and 1994,
the   Partnership  allocated  profits  and   losses
resulting   in  $8.82  and  $(0.36)   per   Limited
Partnership Unit, respectively. The allocation for the six months ended June 30, 1994 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners in the first quarter of 1994. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For  the  six  months ended June 30,  1995,  rental
revenue  generated from operating  leases  was  the
primary  source  of funds for the Partnership.   As
equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income will continue to decrease due to  two
factors.   The  first factor is the  rate  obtained
when  the original leases expire and are remarketed
at  a  lower rate.  Typically, the remarketed rates
are lower due to the decrease in useful life of the
equipment.   Secondly,  the  increasing  change  of
technology   in   the  computer  industry   usually
decreases  the  demand  for older  equipment,  thus
increasing  the possibility of obsolescence.   Both
of  these  factors  together will cause  remarketed
rates  to  be  lower than original rates  and  will
cause  certain leases to terminate upon expiration.
This  decrease,  however,  should  not  affect  the
Partnership's  ability  to  meet  its  future  cash
requirements,   including   its   long-term    debt
obligations.  To the extent that future cash  flows
should  be  insufficient to meet the  Partnership's
operating   expenses  and  liabilities,  additional
funds  could  be  obtained  through  the  sale   of
equipment,  or  a  reduction in the  rate  of  cash
distributions.   Future rental revenues  amount  to
$183,784 and are to be received over the next three years.

In  the first six months of 1995, the Partnership's
investing  activities resulted in  equipment  sales
with a depreciated cost basis of $7,552, generating
$52,648 in proceeds.  Associated with the equipment
sales  were  $178 of loss charge offs  against  the
reserve,  initially  set up in  prior  periods  for
estimated  losses  on the ultimate  disposition  of
equipment.  The Partnership has no material capital
expenditure  commitments  and  will  not   purchase
equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in the paydown on long-term debt of $46,161 for the six months ended June 30, 1995. The Partnership will be paying down its remaining long-term debt obligation of $12,660 in 1995.

(Page 10)

Cash distributions are currently at an annual level
of  5%  per Limited Partnership Unit, or $6.25  per
Limited Partnership Unit on a quarterly basis.  For
the  quarter  ended June 30, 1995, the  Partnership
declared a cash distribution of $166,862, of  which
$8,343  is  allocated  to the General  Partner  and
$158,519 is allocated to the Limited Partners.  The
distribution will be made on August 28, 1995.   The
Partnership expects to continue paying at or near this level in the future.

The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

(Page 11)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1995

Lessee

Allied Signal Corporation
Blue Cross and Blue Shield of Maryland, Incorporated
Emerson Electric Company, Incorporated
FAX International, Incorporated
Halliburton Company
Hughes Aircraft Company, Incorporated
Lamson & Sessions, Incorporated
Metropolitan Edison Company, Incorporated
New England Mutual  Life Insurance Company, Incorporated
Time Warner, Incorporated

Equipment Description         Acquisition Price

Computer Peripherals          $   920,313
Processors & Upgrades               7,167
Telecommunications                 64,508
Other                             441,521
                              -----------
                              $ 1,433,509
                              -----------
                              -----------

(Page 11)
                           PART II.  OTHER INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)


Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes in the Rights of the Partnership's
         Security Holders
         Response:  None

Item  3. Defaults by the Partnership on its Senior
         Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 12)

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d)
of   the  Securities  Exchange  Act  of  1934,  the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP II-B
(Registrant)

By:   Wellesley Leasing Partnership,
      its General Partner

By:   TLP Leasing Programs, Inc.,
      one of its Corporate General Partners


Date: August 11, 1995

By:   Arthur P. Beecher,
      President