Form 10-Q
period 1995-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II B
filed 1995-11-14
CIK 739710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For Quarter Ended September 30, 1995                Commission File No. 2-89177


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2819906
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Financial Center, 21st Floor, Boston, MA                              02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                               ----------------


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

                                  Yes X    No
                                     ___      ---

                             There are no Exhibits.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)


                                   INDEX                                                                            Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                 Balance Sheets as of September 30, 1995 and December 31, 1994                                            3

                 Statements of Operations For the Quarters Ended
                      September 30, 1995 and 1994 and Nine Months Ended
                      September 30, 1995 and 1994                                                                         4

                 Statements of Cash Flows For the Nine Months Ended
                      September 30, 1995 and 1994                                                                         5

                 Notes to Financial Statements                                                                        6 - 8

              Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                           9 - 11

              Computer Equipment Portfolio                                                                               12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                13

              Signature                                                                                                  14


                         Part I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                          (Unaudited)             (Audited)
                                                                                       9/30/95                12/31/94
Investment property, at cost (note 3):
   Computer equipment                                                             $     1,344,054        $     1,671,132
     Less accumulated depreciation                                                      1,264,738              1,475,854
                                                                                        ---------              ---------
       Investment property, net                                                            79,316                195,278

Cash and cash equivalents                                                                 406,700                571,038
Marketable securities (notes 2 and 5)                                                      99,576                      -
Rents receivable, net (note 2)                                                             30,416                 74,989
Accounts receivable - affiliates, net (notes 2 and 4)                                           -                  3,381
                                                                                          -------                -------

     Total assets                                                                 $       616,008        $       844,686
                                                                                  =       =======        =       =======

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt                                              $             -        $        58,821
   Accounts payable and accrued expenses - affiliates (note 4)                             21,885                 35,622
   Accounts payable and accrued expenses                                                   18,594                 22,082
   Distribution payable                                                                     8,343                      -
   Unearned rental revenue                                                                  8,301                 55,853
                                                                                            -----                 ------

     Total liabilities                                                                     57,123                172,378
                                                                                           ------                -------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                764,124                706,097
     Cumulative cash distributions                                                       (765,124)              (736,758)
                                                                                         --------               --------
                                                                                                -                (29,661)
                                                                                         --------                -------
   Limited Partners (25,363 Units):
     Capital contribution, net of offering costs                                       11,298,475             11,298,475
     Cumulative net income                                                              3,809,037              3,402,094
     Cumulative cash distributions                                                    (14,537,563)           (13,998,600)
                                                                                      -----------            -----------
                                                                                          569,949                701,969
                                                                                          -------                -------
     Unrealized losses on marketable securities (note 5)                                  (11,064)                     -
                                                                                          -------                -------
     Total partners' equity                                                               558,885                672,308
                                                                                          -------                -------

     Total liabilities and partners' equity                                       $       616,008        $       844,686
                                                                                  =       =======        =       =======

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental income                            $     89,721       $    173,290         $    286,750        $    508,953
   Interest income                                 5,511              2,361               19,650               5,195
   Net gain on sale
     of equipment                                    573             22,294               45,847              50,495
   Recovery of net unsecured
     pre-petition claim (note 6)                 150,631                  -              249,479                   -
                                                 -------            -------              -------             -------

       Total revenue                             246,436            197,945              601,726             564,643
                                                 -------            -------              -------             -------

Costs and expenses:
   Depreciation                                   33,962             85,327              108,862             260,153
   (Reversal of) provision for
     doubtful accounts                                 -             11,278              (48,160)             30,992
   Interest                                          132              2,012                1,984               7,502
   Related party expenses (note 4):
     Management fees                               4,737              9,048               22,957              27,245
     General and administrative                   16,083             16,506               51,113              53,453
                                                  ------             ------               ------              ------

       Total costs and expenses                   54,914            124,171              136,756             379,345
                                                  ------            -------              -------             -------

Net income                                  $    191,522       $     73,774         $    464,970        $    185,298
                                            =    =======       =     ======         =    =======        =    =======

Net income per Limited
   Partnership Unit                         $       7.22       $       0.65         $      16.04        $       0.29
                                            =       ====       =       ====         =      =====        =       ====

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                           1995                      1994
                                                                                           ----                      ----
Cash flows from operating activities:
   Net income                                                                          $    464,970             $     185,298
                                                                                       -    -------             -     -------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                         108,862                   260,153
       (Reversal of) provision for doubtful accounts                                        (48,160)                   30,992
       Net gain on sale of equipment                                                        (45,847)                  (50,495)
       Net increase in current assets                                                       (14,526)                  (20,174)
       Net (decrease) increase in current liabilities                                       (64,777)                   11,614
                                                                                            -------                    ------

         Total adjustments                                                                  (64,448)                  232,090
                                                                                            -------                   -------

         Net cash provided by operating activities                                          400,522                   417,388
                                                                                            -------                   -------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                52,947                    69,903
                                                                                             ------                    ------

         Net cash provided by investing activities                                           52,947                    69,903
                                                                                             ------                    ------

Cash flows from financing activities:
   Principal payments on long-term debt                                                     (58,821)                  (63,968)
   Cash distributions to partners                                                          (558,986)                 (400,467)
                                                                                           --------                  --------

         Net cash used in financing activities                                             (617,807)                 (464,435)
                                                                                           --------                  --------

Net (decrease) increase in cash and cash equivalents                                       (164,338)                   22,856

Cash and cash equivalents at beginning of period                                            571,038                    96,504
                                                                                            -------                    ------

Cash and cash equivalents at end of period                                             $    406,700             $     119,360
                                                                                       =    =======             =     =======

Supplemental cash flow information:
   Interest paid during the period                                                     $      3,061             $       7,987
                                                                                       =      =====             =       =====

                See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $1,952 and $50,112, respectively. The allowance for doubtful accounts included in accounts receivable - affiliates was $69,481 and $228,555 at September 30, 1995 and December 31, 1994, respectively, which was related to the net unsecured pre-petition bankruptcy claim.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 5).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At September 30, 1995, the Partnership owned computer equipment with a depreciated cost basis of $40,071, subject to existing leases and equipment with a depreciated cost basis of $39,245 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1995 and 1994 are as follows:

                                                      1995                      1994
                                                      ----                      ----

      Management fees                             $     22,957              $     27,245
      Reimbursable expenses paid                        48,146                    43,416
                                                        ------                    ------

                                                  $     71,103              $     70,661
                                                  =     ======              =     ======

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

(5)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1995 the difference between the fair value and the original cost of these securities is an unrealized loss of $11,064.

The fair value is based on currently quoted market prices. The carrying amount and estimated fair value of the Partnership's marketable securities for the quarters ended September 30, 1995 and 1994 are as follows:

                                                                                1995                          1994
                                                                                ----                          ----
                                                                       Carrying       Fair          Carrying           Fair
                                                                       Amount         Value         Amount             Value

Investment in Continental Information
     Systems Corporation Stock                                         $110,640       $ 99,576      $       -          $        -
                                                                       ========       ========      =========          ==========

As was discussed in note 2, Marketable Securities, the Partnership received stock in Continental Information Systems Corporation as part of the December 27, 1994 and July 20, 1995 distributions from the Trustee, with respect to the outstanding net unsecured pre-petition claim. The receivables comprising the net unsecured pre-petition claim had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(6)   Bankruptcy of Continental Information Systems Corporation

As was discussed in the Form 10-Q for the quarter ended June 30, 1995, note 6 Subsequent Events, the Partnership received the second distribution from the Trustee, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $138,838 and 4,717 shares of common stock in Continental Information Systems Corporation with a carrying value of $11,793. Following the Trustee's second distribution, the Partnership has a remaining net unsecured pre-petition claim of $69,481 as of September 30, 1995 (see note 7).

(7)   Subsequent Events

On October 20, 1995, the Partnership received the third distribution from the Trustee, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $3,026 and 1,929 shares of common stock in Continental Information Systems Corporation with a carrying value of $4,823. The cash and stock will be reflected in the financial statements for the fourth quarter of 1995. Following the Trustee's third distribution and an additional charge off made during the year, the Partnership has a remaining net unsecured pre-petition claim balance of $56,756 as of October 20, 1995. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1995 in comparison to the same periods in the prior year.

The Partnership realized net income of $191,522 and $73,774 for the quarters ended September 30, 1995 and 1994, respectively. Rental income decreased $83,569 or 48% due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income increased in 1995 as a result of higher average short-term investment balances held during the three month periods. The decrease in net gain on sale of equipment is attributed to the reduction of sales of equipment in the current quarter. The recovery of the net unsecured pre-petition claim was the result of the second distribution from the Trustee of the Liquidating Estate of CIS
Corporation, et al, (the "Trustee"), with respect to the outstanding claim balance.

Total costs and expenses decreased 56% during the three month periods primarily due to the significant decrease in depreciation expense. Depreciation expense decreased $51,365 or 60% between the three month periods due to an increased portion of the equipment portfolio becoming fully depreciated and to the reduction in the equipment portfolio. The reduction in total costs and expenses is also impacted by the prior quarter's provision for doubtful accounts of $11,278. The Partnership has not had to establish a provision in the current quarter due to fewer delinquent accounts receivable. Interest expense decreased between the three month periods due to the payoff of long-term debt in the current quarter. Management fees decreased in relation to the decline in rental income. General and administrative expenses remained relatively constant.

The Partnership realized net income of $464,970 and $185,298 for the nine months ended September 30, 1995 and 1994, respectively. The Partnership realized rental income of $286,750 and $508,953 for the nine months ended September 30, 1995 and 1994 respectively. As discussed above in the quarter analysis, the decrease in rental income can be attributed to the re-lease of equipment at lower rental rates and the decrease in the equipment portfolio. Interest income increased $14,455 in 1995 due to the higher average short-term investment balances held during the first nine months of 1995. As mentioned above, the recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 second distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995, at which time an objective stock value could be determined due to the stock's trading activities.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Total costs and expenses decreased 64% in 1995 due to the significant decrease in depreciation of $151,291 combined with the reversal of provision for doubtful accounts of $48,160. As mentioned above, depreciation expense decreased between the nine month periods due to the equipment portfolio becoming fully depreciated and to the reduction of the Partnership's equipment portfolio. The reversal of provision for doubtful accounts was generated due to successful collection efforts of delinquent accounts. Interest expense decreased $5,518 due to the current year payoff of long-term debt. As discussed in the quarter analysis above, management fees declined as a result of the decrease in rental income. General and administrative expenses remained fairly constant.

The  Partnership  recorded  net  income per  Limited  Partnership  Unit of $7.22
and  $16.04  for   the  quarter  and  nine  months  ended  September  30,  1995, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 1995, rental revenue generated from the operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease, however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $165,740 and are to be received over the next three years.

In the first nine months of 1995, the Partnership's investing activities resulted in equipment sales with a depreciated cost basis of $7,552, generating $52,947 in proceeds. Associated with the equipment sales were $452 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in the payoff on long-term debt of $58,821 for the nine months ended September 30, 1995.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Cash distributions are currently at an annual level of 5% per Limited Partnership Unit, or $6.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $166,862, of which $8,343 is allocated to the General Partner and $158,519 is allocated to the Limited Partners. The distribution will be made on November 28, 1995. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                     (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1995

Lessee

Allied Signal Corporation
Blue Cross and Blue Shield of Maryland, Incorporated
Emerson Electric Company, Incorporated
FAX International, Incorporated
Halliburton Company
Hughes Aircraft Company, Incorporated
Lamson & Sessions, Incorporated
Metropolitan Edison Company, Incorporated

Equipment Description                                                                Acquisition Price

Computer peripherals                                                                   $        862,882
Processors & upgrades                                                                             6,720
Telecommunications                                                                               60,484
Other                                                                                           413,968
                                                                                                -------

                                                                                       $      1,344,054
                                                                                              =========


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

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP II-B
(Registrant)

By:  Wellesley Leasing Partnership,
its General Partner

By:  TLP Leasing Programs, Inc.,
one of its Corporate General Partners

By:  Arthur P. Beecher
     President


Date: November 14, 1995
      -----------------