Form 10-Q
period 1996-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP II B
filed 1996-05-14
CIK 739710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1996                    Commission File No. 2-89177


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2819906
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                            ------------------------


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


                                            INDEX                                                   Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                 Balance Sheets as of March 31, 1996 and December 31, 1995                          3

                 Statements of Operations For the Quarters Ended
                     March 31, 1996 and 1995                                                        4

                 Statements of Cash Flows For the Quarters Ended
                     March 31, 1996 and 1995                                                        5

                 Notes to Financial Statements                                                      6 - 8

              Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                          9 - 10

              Computer Equipment Portfolio                                                          11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                           12

              Signature                                                                             13


                          PART I. FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                          (Unaudited)           (Audited)
                                                                                      3/31/96               12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                            $        887,299       $      1,322,322
     Less accumulated depreciation                                                        855,607              1,276,970
                                                                                 ----------------       ----------------
       Investment property, net                                                            31,692                 45,352

Cash and cash equivalents                                                                 178,728                290,241
Marketable securities (note 5)                                                            101,053                 98,143
Rents receivable, net (note 2)                                                             48,825                 43,205
Accounts receivable - affiliates, net (notes 2,4 & 6)                                     102,809                  3,450
                                                                                 ----------------       ----------------

     Total assets                                                                $        463,107       $        480,391
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                   $          6,836       $         10,938
   Accounts payable and accrued expenses                                                   26,686                 24,758
                                                                                 ----------------       ----------------

     Total liabilities                                                                     33,522                 35,696
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                780,953                772,640
     Cumulative cash distributions                                                       (781,810)              (773,467)
     Unrealized losses on marketable securities (note 5)                                     (143)                  (173)
                                                                                 ----------------       ----------------
                                                                                                -                      -
                                                                                 ----------------       ----------------
   Limited Partners (25,363 units):
     Capital contribution, net of offering costs                                       11,298,475             11,298,475
     Cumulative net income                                                              3,999,977              3,859,448
     Cumulative cash distributions                                                    (14,854,601)           (14,696,082)
     Unrealized losses on marketable securities (note 5)                                  (14,266)               (17,146)
                                                                                 ----------------       ----------------
                                                                                          429,585                444,695
                                                                                 ----------------       ----------------
     Total partners' equity                                                               429,585                444,695
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        463,107       $        480,391
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                    1995
                                                                                    ---------------        ----------------
Revenue:
   Rental income                                                                    $        79,692        $        121,676
   Interest income                                                                            3,274                   8,189
   Net gain on sale of equipment                                                             93,500                  16,954
   Recovery of net unsecured
     pre-petition claim (note 6)                                                              8,795                       -
                                                                                    ---------------        ----------------

       Total revenue                                                                        185,261                 146,819
                                                                                    ---------------        ----------------

Costs and expenses:
   Depreciation                                                                              13,660                  38,557
   Reversal of provision for doubtful accounts                                                    -                 (24,000)
   Interest                                                                                       -                   2,286
   Related party expenses (note 4):
     Management fees                                                                          6,056                  12,624
     General and administrative                                                              16,703                  14,651
                                                                                    ---------------        ----------------

       Total costs and expenses                                                              36,419                  44,118
                                                                                    ---------------        ----------------

Net income                                                                          $       148,842        $        102,701
                                                                                    ===============        ================

Net income per Limited Partnership Unit                                             $          5.54        $           2.57
                                                                                    ===============        ================

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                                 1996                  1995
                                                                                          ----------------        --------------
Cash flows from operating activities:
   Net income                                                                             $        148,842       $       102,701
                                                                                          ----------------       ---------------

   Adjustments  to  reconcile  net  income  to net cash  (used in)
     provided  by  operating activities:
       Depreciation                                                                                 13,660                38,557
       Reversal of provision for doubtful accounts                                                       -               (24,000)
       Net gain on sale of equipment                                                               (93,500)              (16,954)
       Net (increase) decrease in current assets                                                  (104,979)               81,583
       Net decrease in current liabilities                                                          (2,174)              (18,230)
                                                                                          ----------------       ---------------

         Total adjustments                                                                        (186,993)               60,956
                                                                                          ----------------       ---------------

         Net cash (used in) provided by operating activities                                       (38,151)              163,657
                                                                                          ----------------       ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                       93,500                19,577
                                                                                          ----------------       ---------------

         Net cash provided by investing activities                                                  93,500                19,577
                                                                                          ----------------       ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                                  -               (22,819)
   Cash distributions to partners                                                                 (166,862)             (253,630)
                                                                                          ----------------       ---------------

         Net cash used in financing activities                                                    (166,862)             (276,449)
                                                                                          ----------------       ---------------

Net decrease in cash and cash equivalents                                                         (111,513)              (93,215)

Cash and cash equivalents at beginning of period                                                   290,241               571,038
                                                                                          ----------------       ---------------

Cash and cash equivalents at end of period                                                $        178,728       $       477,823
                                                                                          ================       ===============

Supplemental cash flow information:
   Interest paid during the period                                                        $              -       $         2,286
                                                                                          ================       ===============

                 See accompanying notes to financial statements.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership II-B (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $15,952. The allowance for doubtful accounts - affiliates was $47,961 and $56,756 at March 31, 1996 and December 31, 1995, respectively, both of which pertained to the net unsecured pre-petition claim balance.

(3)   Investment Property

At March 31, 1996, the Partnership owned computer equipment with a cost basis of $422,644, subject to existing leases and equipment with a cost basis of $464,655 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the three months ended March 31, 1996 and 1995 are as follows:

                                                      1996              1995
                                                      ----              ----

Management fees                                   $      6,056       $     12,624
Reimbursable expenses paid                              20,917             15,709
                                                  ------------       ------------

                                                  $     26,973       $     28,333
                                                  ============       ============

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 3% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 7% of the monthly rental billings collected. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At March 31, 1996, the difference between the fair value and the cost basis of these securities is an unrealized loss of $14,409.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at March 31, 1996 and December 31, 1995, respectively, are as follows:

                                                                            March 31, 1996             December  31, 1995
                                                                       -------------------------    ------------------------

                                                                       Cost           Fair          Cost            Fair
                                                                       Basis          Value         Basis           Value

Investment in Continental Information
     Systems Corporation Stock                                         $115,462       $101,053      $115,462        $ 98,143
                                                                       ========       ========      ========        ========

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(6)   Bankruptcy of Continental Information Systems Corporation

On January 19, 1996, the Partnership received the fourth distribution from the Trustee of the Liquidating Estate, et al, ("the Trustee") with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $8,795. Following the Trustee's fourth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $47,961 as of March 31, 1996 (see note 7).

(7)   Subsequent Events

On April 19, 1996, the Partnership received the fifth distribution from the Trustee with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $16,602. Following the Trustee's fifth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $31,359 as of April 19, 1996. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1996 in comparison to the quarter ended March 31, 1995.

The Partnership realized net income of $148,842 and $102,701 for the quarters ended March 31, 1996 and 1995, respectively. Rental income decreased $41,984 or 35% primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. The increase in net gain on sale of equipment is attributed to the large number of sales of fully depreciated equipment during the first quarter of 1996. Interest income decreased $4,915 as a result of lower average short-term investment balances held during the current quarter. The recovery of the net unsecured pre-petition claim of $8,795 for the quarter ended March 31, 1996 was the result of the receipt of the Trustee's fourth distribution on the fully reserved unsecured pre-petition receivable (for further discussion refer to note 6 to the financial statements).

Total costs and expenses decreased $7,699 or 17% in 1996 primarily as a result of the decrease in depreciation expense in the current quarter offset by the $24,000 reversal of provision for doubtful accounts in the prior quarter. Depreciation expense decreased due to a large portion of the equipment portfolio becoming fully depreciated. The Partnership was able to reverse its provision for doubtful accounts in the prior quarter due to successful collection efforts on delinquent rents receivable. Management fee expense decreased due to the reduction in rental income. General and administrative expenses increased $2,052 or 14%. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership recorded net income per Limited Partnership Unit of $5.54 and $2.57 for the quarters ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the quarter ended March 31, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. Future rental revenues amount to $92,052 and are to be received during the current year.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution during 1996. The Partnership will not be terminated until the unsecured pre-petition claim against CIS Corporation has been settled and any stock received, sold.

The Partnership's investing activities for the quarter resulted in sales of fully depreciated equipment, generating $93,500 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

Cash distributions are currently at an annual level of 5% per Limited Partnership Unit, or $6.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $166,862, of which $8,343 is allocated to the General Partner and $158,519 is allocated to the Limited Partners. The distribution will be made on May 29, 1996. The Partnership expects distributions to more volatile as its operations are winding down. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1996

Lessee

Allied Signal Corporation
FAX International, Incorporated
Halliburton Company
Hughes Aircraft Company, Incorporated
Lamson & Sessions, Incorporated
Metropolitan Edison Company, Incorporated
Time Warner, Incorporated

Equipment Description                       Acquisition Price

Computer Peripherals                         $        569,646
Processors & Upgrades                                   4,437
Telecommunications                                     39,928
Other                                                 273,288
                                             ----------------

                                             $        887,299
                                             ================


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


By:    Arthur P. Beecher,
       President

Date:  May 14, 1996