Form 10-Q
period 1996-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II B
filed 1996-08-14
CIK 739710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended June 30, 1996                  Commission File No. 2-89177


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

                         ----------------------------


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


                                       INDEX                                                                         Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                   Balance Sheets as of June 30, 1996 and December 31, 1995                                               3

                   Statements of Operations For the Quarters Ended
                         June 30, 1996 and 1995 and For the Six Months Ended
                         June 30, 1996 and 1995                                                                           4

                   Statements of Cash Flows For the Six Months Ended
                         June 30, 1996 and 1995                                                                           5

                   Notes to Financial Statements                                                                      6 - 8

              Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                         9 - 11

              Computer Equipment Portfolio                                                                               12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                13

              Signature                                                                                                  14


                          PART I. FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                             Assets                 (Unaudited)            (Audited)
                                                                                      6/30/96               12/31/95

Investment property, at cost (note 3):
   Computer equipment                                                            $        877,200       $      1,322,322
     Less accumulated depreciation                                                        860,094              1,276,970
                                                                                 ----------------       ----------------
       Investment property, net                                                            17,106                 45,352

Cash and cash equivalents                                                                 171,369                290,241
Marketable securities (notes 2 and 5)                                                      26,863                 98,143
Sales receivable                                                                              425                      -
Rents receivable, net (note 2)                                                             26,278                 43,205
Accounts receivable - affiliates, net (notes 2,4 and 6)                                    24,725                  3,450
                                                                                 ----------------       ----------------

     Total assets                                                                $        266,766       $        480,391
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                   $          4,890       $         10,938
   Accounts payable and accrued expenses                                                   16,783                 24,758
   Unearned rental revenue                                                                  2,116                      -
                                                                                 ----------------       ----------------

     Total liabilities                                                                     23,789                 35,696
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                789,243                772,640
     Cumulative cash distributions                                                       (790,153)              (773,467)
     Unrealized losses on marketable securities (note 5)                                      (90)                  (173)
                                                                                 ----------------       ----------------
                                                                                                -                      -
                                                                                 ----------------       ----------------
   Limited Partners (25,363 units):
     Capital contribution, net of offering costs                                       11,298,475             11,298,475
     Cumulative net income                                                              3,966,486              3,859,448
     Cumulative cash distributions                                                    (15,013,120)           (14,696,082)
     Unrealized losses on marketable securities (note 5)                                   (8,864)               (17,146)
                                                                                 ----------------       ----------------
                                                                                          242,977                444,695
                                                                                 ----------------       ----------------
     Total partners' equity                                                               242,977                444,695
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        266,766       $        480,391
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                            -------------------------------        ---------------------------------
                                                 1996              1995                1996                1995
                                            -------------------------------        ---------------------------------

Revenue:
   Rental income                            $     19,327       $     75,353         $     99,019        $    197,029
   Interest income                                 2,657              5,950                5,931              14,139
   Net gain on sale
     of equipment                                    550             28,320               94,050              45,274
   Recovery of unsecured
     pre-petition claim (note 6)                  16,602             98,848               25,397              98,848
                                            ------------       ------------         ------------        ------------

       Total revenue                              39,136            208,471              224,397             355,290
                                            ------------       ------------         ------------        ------------

Costs and expenses:
   Depreciation                                   13,661             36,343               27,321              74,900
   (Reversal of) provision for
     doubtful accounts                               379            (24,160)                 379             (48,160)
   Interest                                            -               (434)                   -               1,852
   Related party expenses (note 4):
     Management fees                               4,646              5,596               10,702              18,220
     General and administrative                   19,015             20,379               35,718              35,030
   Net loss on sale of marketable
     securities                                   26,636                  -               26,636                   -
                                            ------------       ------------         ------------        ------------

       Total costs and expenses                   64,337             37,724              100,756              81,842
                                            ------------       ------------         ------------        ------------

Net (loss) income                           $    (25,201)      $    170,747         $    123,641        $    273,448
                                            ============       ============         ============        ============

Net (loss) income per Limited
   Partnership Unit                         $      (1.32)      $       6.25         $       4.22        $       8.82
                                            ============       ============         ============        ============

                See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                      1995
                                                                                           ----                      ----

Cash flows from operating activities:
   Net income                                                                          $    123,641             $     273,448
                                                                                       ------------             -------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating  activities:
       Depreciation                                                                          27,321                    74,900
       (Reversal of) provision for doubtful accounts                                            379                   (48,160)
       Net gain on sale of equipment                                                        (94,050)                  (45,274)
       Net loss on sale of marketable securities                                             26,636                         -
       Net (increase) decrease in current assets                                             (5,152)                   16,383
       Net decrease in current liabilities                                                  (11,907)                  (68,543)
                                                                                       ------------             -------------

         Total adjustments                                                                  (56,773)                  (70,694)
                                                                                       ------------             -------------

         Net cash provided by operating activities                                           66,868                   202,754
                                                                                       ------------             -------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                94,975                    52,648
   Proceeds from sale of marketable securities                                               53,009                         -
                                                                                       ------------             -------------

         Net cash provided by investing activities                                          147,984                    52,648
                                                                                       ------------             -------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                           -                   (46,161)
   Cash distributions to partners                                                          (333,724)                 (393,794)
                                                                                       ------------             -------------

         Net cash used in financing activities                                             (333,724)                 (439,955)
                                                                                       ------------             -------------

Net decrease in cash and cash equivalents                                                  (118,872)                 (184,553)

Cash and cash equivalents at beginning of period                                            290,241                   571,038
                                                                                       ------------             -------------

Cash and cash equivalents at end of period                                             $    171,369             $     386,485
                                                                                       ============             =============

Supplemental cash flow information:
   Interest paid during the period                                                     $          -             $       2,929
                                                                                       ============             =============

                 See accompanying notes to financial statements.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $16,331 and $15,952, respectively. The allowance for doubtful accounts - affiliates was $31,359 and $56,756 at June 30, 1996 and December 31, 1995, respectively, both of which pertained to the unsecured pre-petition claim balance.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of 14,327 shares of common stock in Continental Information Systems Corporation ("CISC") received by the Partnership in the distributions made December 27, 1994, July 20, 1995 and October 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 5).

(3)   Investment Property

At June 30, 1996, the Partnership owned computer equipment with a cost basis of $366,593, subject to existing leases and equipment with a cost basis of $510,607 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1996 and 1995 are as follows:

                                                      1996              1995
                                                      ----              ----

Management fees                                   $     10,702       $     18,220
Reimbursable expenses paid                              41,726             34,593
                                                  ------------       ------------

                                                  $     52,428       $     52,813
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

(5)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At June 30, 1996, the difference between the fair value and the cost basis of these securities is an unrealized loss of $8,954.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at June 30, 1996 and December 31, 1995, respectively, are as follows:

                                                                             June 30, 1996             December  31, 1995
                                                                       -------------------------    ------------------------

                                                                       Cost           Fair          Cost            Fair
                                                                       Basis          Value         Basis           Value


Investment in Continental Information
     Systems Corporation Stock                                         $ 35,817       $ 26,863      $115,462        $ 98,143
                                                                       ========       ========      ========        ========

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

As was discussed in note 2, Marketable Securities, the Partnership received stock in CISC as part of the December 27, 1994, July 20, 1995 and October 20, 1995 distributions from the Trustee, with respect to the outstanding unsecured pre-petition claim, which had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

(6)   Bankruptcy of Continental Information Systems Corporation

On January 19, 1996 and April 19, 1996, respectively, the Partnership received the fourth and fifth distributions from the Trustee with respect to the unsecured pre-petition claim. The fourth and fifth distributions consisted of cash proceeds of $8,795 and $16,602, respectively. Following the Trustee's fifth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $31,359 as of June 30, 1996 (see note 7).

(7)   Subsequent Events

On July 19, 1996, the Partnership received the sixth distribution from the Trustee with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $8,544 and 172 shares of common stock in CISC. Following the Trustee's sixth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $22,385 as of July 19, 1996. The General Partner anticipates that the Trustee will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six month periods ended June 30, 1996 compared to the same periods in 1995.

The Partnership realized a net loss of $25,201 and net income of $170,747 for the quarters ended June 30, 1996 and 1995, respectively. Rental income decreased $56,026 or 74% primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Another reason for the significant decrease in rental income can be attributed to equipment being returned to inventory that was previously on lease to Time Warner, Incorporated. The equipment was returned to inventory on January 31, 1996, causing a $39,975 adjustment to rental income for the quarter ended June 30, 1996. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The decrease in net gain on sale of equipment is attributed to the fewer number of sales of equipment during the second quarter of 1996. The recovery of the unsecured pre-petition claim of $16,602 for the quarter ended June 30, 1996 was the result of the receipt of the Trustee's fifth distribution on the fully reserved unsecured pre-petition receivable (for further discussion refer to note 6 to the financial statements).

Total costs and expenses increased $26,613 or 71% during the current quarter primarily as a result of the $26,636 net loss on the sale of marketable securities recognized in the quarter ended June 30, 1996. In addition, the total costs were lower in the prior quarter due to the $24,160 reversal of provision for doubtful accounts in 1995, which effectively offset the current quarter decrease in depreciation expense of $22,682, resulting from an increased portion of the equipment portfolio being fully depreciated. During the second quarter of 1996, the Partnership recognized a provision for doubtful accounts of $379 for delinquent rents receivable. Management fees decreased as a result of the decline in rental income. However, because management fees paid are a function of rental receipts received, the large reversal of rental income of $39,975, as discussed above, had no impact on management fee expense.

The Partnership realized net income of $123,641 and $237,448 for the six months ended June 30, 1996 and 1995, respectively. The Partnership realized rental income of $99,019 and $197,029 for the six months ended June 30, 1996 and 1995, respectively. As discussed above in the quarter analysis, the decrease in rental income can be attributed to the re-lease of equipment at lower rates, the overall decrease in the equipment portfolio and the $39,975 adjustment made for equipment that came off lease and was returned to inventory. Interest income decreased in 1996 due to the lower average short-term investment balances held during the first six months of 1996. The increase in net gain on sale of equipment from the prior year is attributed to the larger number of sales of fully depreciated equipment during the first quarter of 1996. The recovery of the unsecured pre-petition claim of $25,397 and $98,848 for the six months ended June 30, 1996 and 1995, respectively, was the result of the receipt of the Trustee's distributions on the fully reserved unsecured pre-petition claim receivable.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses increased $18,914 or 23% in comparison to the prior period primarily as a result of the recognition of the $26,636 net loss on the sale of marketable securities in the second quarter of 1996. As discussed above in the quarter analysis, the total costs were unusually low in 1995 due to the $48,160 reversal of provision for doubtful accounts for the six months ended June 30, 1995. Depreciation expense between the six month period decreased $47,579 due to an increased portion of the equipment portfolio being fully depreciated. The prior year reversal of provision for doubtful accounts effectively offset the current year decrease in depreciation expense. Management fees decreased due to the reduction in rental income as mentioned in the quarter analysis above. General and administrative expenses remained relatively constant between the two six month periods.

The Partnership had a net loss and net income per Limited Partnership Unit of $1.32 and $6.25 for the quarters ended June 30, 1996 and 1995, respectively, and net income of $4.22 and $8.82 for the six months ended June 30, 1996 and 1995, respectively. The allocation for the six months ended June 30, 1996 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners in the first and second quarters of 1996. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the six months ended June 30, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. Future rental revenues amount to $48,591 and are to be received during the current year.

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

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities for the current six months resulted in sales of fully depreciated equipment, generating $94,975 in sales proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the operations of the Partnership. The Partnership also sold 31,858 shares of CISC stock having a cost basis of $79,645, generating net sale proceeds in the amount of $53,009.

Cash distributions are currently at an annual level of 4% per Limited Partnership Unit, or $5.00 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1996, the Partnership declared a cash distribution of $133,489, of which $6,674 is allocated to the General Partner and $126,815 is allocated to the Limited Partners. The distribution will be made on August 29, 1996. The Partnership expects distributions to more volatile as its operations are winding down. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1996

Lessee

Allied Signal Corporation
FAX International, Incorporated
Halliburton Company
Hughes Aircraft Company, Incorporated
Lamson & Sessions, Incorporated
Metropolitan Edison Company, Incorporated
Time Warner, Incorporated

Equipment Description                       Acquisition Price

Computer Peripherals                         $        561,408
Processors & Upgrades                                   4,386
Telecommunications                                     39,474
Other                                                 271,932
                                             ----------------

                                             $        877,200
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


Date:  August 14, 1996

By:    Arthur P. Beecher,
       President