Form 10-Q
period 1996-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II B
filed 1996-11-14
CIK 739710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended September 30, 1996             Commission File No. 2-89177


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




                               INDEX                                                                       Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                   Balance Sheets as of September 30, 1996 and December 31, 1995                           3

                   Statements of Operations For the Quarters Ended
                         September 30, 1996 and 1995 and For the Nine Months Ended
                         September 30, 1996 and 1995                                                       4

                   Statements of Cash Flows For the Nine Months Ended
                         September 30, 1996 and 1995                                                       5

                   Notes to Financial Statements                                                           6 - 8

              Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                               9 - 11

              Computer Equipment Portfolio                                                                 12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                  13

              Signature                                                                                    14


                          PART I. FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                      Assets                                        (Unaudited)            (Audited)
                                                                                      9/30/96               12/31/95
                                                                                 ----------------       ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $        817,877       $      1,322,322
     Less accumulated depreciation                                                        812,955              1,276,970
                                                                                 ----------------       ----------------
       Investment property, net                                                             4,922                 45,352

Cash and cash equivalents                                                                 134,381                290,241
Marketable securities (notes 2 and 5)                                                           -                 98,143
Rents receivable, net (note 2)                                                             11,500                 43,205
Accounts receivable - affiliates, net (notes 2,4 and 6)                                         -                  3,450
                                                                                 ----------------       ----------------

     Total assets                                                                $        150,803       $        480,391
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                   $          6,637       $         10,938
   Accounts payable and accrued expenses                                                   31,666                 24,758
                                                                                 ----------------       ----------------

     Total liabilities                                                                     38,303                 35,696
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                795,827                772,640
     Cumulative cash distributions                                                       (796,827)              (773,467)
     Unrealized losses on marketable securities (note 5)                                        -                   (173)
                                                                                 ----------------       ----------------
                                                                                                -                      -
                                                                                 ----------------       ----------------
   Limited Partners (25,363 units):
     Capital contribution, net of offering costs                                       11,298,475             11,298,475
     Cumulative net income                                                              3,953,960              3,859,448
     Cumulative cash distributions                                                    (15,139,935)           (14,696,082)
     Unrealized losses on marketable securities (note 5)                                        -                (17,146)
                                                                                 ----------------       ----------------
                                                                                          112,500                444,695
                                                                                 ----------------       ----------------
     Total partners' equity                                                               112,500                444,695
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        150,803       $        480,391
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                            -------------------------------        ---------------------------------
                                                 1996              1995                1996                1995
                                            -------------------------------        ---------------------------------

Revenue:
   Rental income                            $     14,228       $     89,721         $    113,247        $    286,750
   Interest income                                 1,880              5,511                7,811              19,650
   Net gain on sale
     of equipment                                  5,663                573               99,713              45,847
   Recovery of net unsecured
     pre-petition claim (note 6)                   8,974            150,631               34,371             249,479
                                            ------------       ------------         ------------        ------------

       Total revenue                              30,745            246,436              255,142             601,726
                                            ------------       ------------         ------------        ------------

Costs and expenses:
   Depreciation                                        -             33,962               27,321             108,862
   Provision for (reversal of)
     doubtful accounts                             1,786                  -                2,165             (48,160)
   Interest                                            -                132                    -               1,984
   Related party expenses (note 4):
     Management fees                               3,331              4,737               14,033              22,957
     General and administrative                   23,410             16,083               59,128              51,113
   Net loss on sale of
     marketable securities                         8,160                  -               34,796                   -
                                            ------------       ------------         ------------        ------------

       Total costs and expenses                   36,687             54,914              137,443             136,756
                                            ------------       ------------         ------------        ------------

Net (loss) income                           $     (5,942)      $    191,522         $    117,699        $    464,970
                                            ============       ============         ============        ============

Net (loss) income per Limited
   Partnership Unit                         $      (0.50)      $       7.22         $       3.72        $      16.04
                                            ============       ============         ============        ============

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                      1995
                                                                                           ----                      ----

Cash flows from operating activities:
   Net income                                                                          $    117,699             $     464,970
                                                                                       ------------             -------------

   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating activities:
       Depreciation                                                                          27,321                   108,862
       Provision for doubtful accounts                                                        2,165                   (48,160)
       Net gain on sale of equipment                                                        (99,713)                  (45,847)
       Net loss on sale of marketable securities                                             34,796                         -
       Net decrease (increase) in current assets                                             32,990                   (14,526)
       Net increase (decrease) in current liabilities                                         2,607                   (64,777)
                                                                                       ------------             -------------

         Total adjustments                                                                      166                   (64,448)
                                                                                       ------------             -------------

         Net cash provided by operating activities                                          117,865                   400,522
                                                                                       ------------             -------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                               112,822                    52,947
   Proceeds from sale of marketable securities                                               80,666                         -
                                                                                       ------------             -------------

         Net cash provided by investing activities                                          193,488                    52,947
                                                                                       ------------             -------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                           -                   (58,821)
   Cash distributions to partners                                                          (467,213)                 (558,986)
                                                                                       ------------             -------------

         Net cash used in financing activities                                             (467,213)                 (617,807)
                                                                                       ------------             -------------

Net decrease in cash and cash equivalents                                                  (155,860)                 (164,338)

Cash and cash equivalents at beginning of period                                            290,241                   571,038
                                                                                       ------------             -------------

Cash and cash equivalents at end of period                                             $    134,381             $     406,700
                                                                                       ============             =============

Supplemental cash flow information:
   Interest paid during the period                                                     $          -             $       3,061
                                                                                       ============             =============

                 See accompanying notes to financial statements.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $18,117 and $15,952, respectively. The allowance for doubtful accounts - affiliates was $22,385 and $56,756 at September 30, 1996 and December 31, 1995, respectively, both of which pertained to the unsecured pre-petition claim balance.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation ("CISC") received by the Partnership in the distributions made December 27, 1994, July 20, 1995 and October 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 5).

(3)   Investment Property

At September 30, 1996, the Partnership owned computer equipment with a cost basis of $251,073, subject to existing leases and equipment with a cost basis of $566,804 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1996 and 1995 are as follows:

                                                      1996              1995
                                                      ----              ----

Management fees                                   $     14,033       $     22,957
Reimbursable expenses paid                              57,002             48,146
                                                  ------------       ------------

                                                  $     71,035       $     71,103
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

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at September 30, 1996 and December 31, 1995, respectively, are as follows:

                                                                  September 30, 1996            December 31, 1995
                                                               -------------------------    ------------------------

                                                               Cost           Fair          Cost            Fair
                                                               Basis          Value         Basis           Value


Investment in Continental Information
     Systems Corporation Stock                                 $         -   $         -   $115,462         $ 98,143
                                                               ===========   ===========   ========         ========

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

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

(6)   Bankruptcy of Continental Information Systems Corporation

On January 19, 1996, April 19, 1996 and July 19, 1996, respectively, the Partnership received the fourth, fifth and sixth distributions from the Trustee of the Liquidating Estate, et al ("the Trustee"), with respect to the unsecured pre-petition claim. The fourth, fifth and sixth distributions consisted of cash proceeds of $8,795, $16,602 and $8,544, respectively. The sixth distribution also included 172 shares of common stock in CISC. Following the Trustee's sixth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $22,385 as of September 30, 1996 (see note 7).

(7)   Subsequent Events

On October 21, 1996, the Partnership received the seventh distribution from the Trustee with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $11,971. Following the Trustee's seventh distribution, the Partnership has a remaining unsecured pre-petition claim balance of $10,414 as of October 21, 1996. The General Partner anticipates that the Trustee will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine month periods ended September 30, 1996 compared to the same periods in 1995.

The Partnership realized a net loss of $5,942 and net income of $191,522 for the quarters ended September 30, 1996 and 1995, respectively. Rental income decreased $75,493 or 84% primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The increase in net gain on sale of equipment between 1995 and 1996 can be attributed to an increase in equipment sales. The recovery of the unsecured pre-petition claim of $8,974 for the quarter ended September 30, 1996 was the result of the receipt of the Trustee's sixth distribution on the fully reserved unsecured pre-petition receivable (for further discussion refer to note 6 to the financial statements).

Total costs and expenses decreased $18,227 or 33% during the current quarter. Depreciation expense decreased due to a large portion of the equipment becoming fully depreciated. Included in depreciation expense for the quarter ended September 30, 1996 is a reversal of a provision for estimated losses on the ultimate disposition of equipment. During the third quarter of 1996, the Partnership recognized a provision for doubtful accounts of $1,786 for delinquent rents receivable. Management fees decreased as a result of the decline in rental income. However, because management fees paid are a function of rental receipts received, the large reversal of rental income of $39,975, as discussed above, had no impact on management fee expense. General and administrative expenses increased $7,327 or 46% due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current quarter. The net loss on sale of marketable securities reflects the current quarter sale of stock that had been received from the Trustee.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership realized net income of $117,699 and $464,970 for the nine months ended September 30, 1996 and 1995, respectively. The Partnership realized rental income of $113,247 and $286,750 for the nine months ended September 30, 1996 and 1995, respectively. As discussed above in the quarter analysis, the decrease in rental income can be attributed to the re-lease of equipment at lower rates and the overall decrease in the equipment portfolio. Another reason for the significant decrease in rental income can be attributed to equipment being returned to inventory that was previously on lease to Time Warner, Incorporated. The equipment was returned to inventory on January 31, 1996, causing a $39,975 adjustment to rental income for the nine months ended September 30, 1996. Interest income decreased between 1995 and 1996 due to the lower average short-term investment balances held during the first nine months of 1996. The increase in net gain on sale of equipment between 1995 and 1996 can be attributed to an increase in equipment sales, as stated above. The recovery of the unsecured pre-petition claim of $34,371 and $249,479 for the nine months ended September 30, 1996 and 1995, respectively, was the result of the receipt of the Trustee's distributions on the fully reserved unsecured pre-petition receivable (for further discussion refer to note 6 to the financial statements).

Total costs and expenses increased slightly between the nine month periods. As discussed in the quarter analysis above, depreciation expense decreased $81,541 or 75% between 1996 and 1995 due to a large portion of the equipment portfolio becoming fully depreciated and due to the overall reduction of the Partnership's equipment portfolio. Another reason for the decrease in depreciation expense can be attributed to the reversal of a provision for estimated losses on the ultimate disposition of equipment. The provision for doubtful accounts increased in the current year due to an increase in delinquent rents receivable.
Management fees decreased due to the decline in rental income. General and administrative expenses increased $8,015 or 16% due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current period. The net loss on sale of marketable securities reflects the second and third quarter sale of stock that had been received from the Trustee.

The Partnership had a net loss and net income per Limited Partnership Unit of $0.50 and $7.22 for the quarters ended September 30, 1996 and 1995, respectively, and net income of $3.72 and $16.04 for the nine months ended September 30, 1996 and 1995, respectively. The allocation for the nine months ended September 30, 1996 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners in the first, second and third quarters of 1996. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the nine months ended September 30, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. Future rental revenues amount to $18,552 and are to be received during the current year.

During the fourth quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution during early in 1997. The Partnership will not be terminated until the unsecured pre-petition claim against CIS Corporation has been settled and any stock received, sold.

The Partnership's investing activities for the current nine months resulted in sales of fully depreciated equipment, generating $112,822 in sales proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the operations of the Partnership. The Partnership also sold 46,185 shares of CISC stock having a cost basis of $115,462, generating net sale proceeds in the amount of $80,666.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1996, the Partnership declared a cash distribution of $66,745, of which $3,337 is allocated to the General Partner and $63,408 is allocated to the Limited Partners. The distribution will be made on November 27, 1996. The Partnership expects distributions to be more volatile as its operations are winding down. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-B
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1996

Lessee

Allied Signal Corporation
FAX International, Incorporated
Lamson & Sessions, Incorporated


Equipment Description                       Acquisition Price

Computer Peripherals                         $        523,441
Processors & Upgrades                                   4,089
Telecommunications                                     36,805
Other                                                 253,542
                                             ----------------

                                             $        817,877
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


Date: November 14, 1996

By:   Arthur P. Beecher,
      President